Form 10-K
period 2020-12-31
BANK 2019-BNK21
filed 2021-03-17
CIK 1787490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Central Index Key Number of the sponsor: 0000740906

Wells Fargo Bank, National Association

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4128706 38-4128707 38-7235580 (I.R.S. Employer Identification Numbers)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The Park Tower at Transbay Mortgage Loan, the 230 Park Avenue South Mortgage Loan, the Storage Post Portfolio Mortgage Loan, the 105 East 17th Street Mortgage Loan, the Tysons Tower Mortgage Loan, the National Anchored Retail Portfolio Mortgage Loan and the Landing at Fancher Creek Mortgage Loan, which constituted approximately 9.7%, 9.3%, 7.2%, 5.1%, 4.2%, 4.2% and 1.7%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Park Tower at Transbay Mortgage Loan, eight other pari passu loans, which are not assets of the issuing entity, (b) with respect to the 230 Park Avenue South Mortgage Loan, five other pari passu loans, which are not assets of the issuing entity, (c) with respect to the Storage Post Portfolio Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (d) with respect to the 105 East 17th Street Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (e) with respect to the Tysons Tower Mortgage Loan, six other pari passu loans, which are not assets of the issuing entity, (f) with respect to the National Anchored Retail Portfolio Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity and (g) with respect to the Landing at Fancher Creek Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Park Tower at Transbay Mortgage Loan, the 230 Park Avenue South Mortgage Loan, the Storage Post Portfolio Mortgage Loan, the 105 East 17th Street Mortgage Loan, the Tysons Tower Mortgage Loan, the National Anchored Retail Portfolio Mortgage Loan and the Landing at Fancher Creek Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to The Tower at Burbank Mortgage Loan and the NKX Multifamily Portfolio Mortgage Loan, which constituted approximately 5.9% and 2.6%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Tower at Burbank Mortgage Loan and the NKX Multifamily Portfolio Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to The Tower at Burbank Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity or (b) with respect to the NKX Multifamily Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the BANK 2019-BNK20 transaction, Commission File Number 333-227446-06 (the “BANK 2019-BNK20 Transaction”). These loan combinations, including The Tower at Burbank Mortgage Loan and the NKX Multifamily Portfolio Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2019-BNK20 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of The Tower at Burbank Mortgage Loan, the NKX Multifamily Portfolio Mortgage Loan and the Global Data Center Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer of the Storage Post Portfolio Mortgage Loan, the Grand Canal Shoppes Mortgage Loan and the special servicer of The Tower at Burbank Mortgage Loan and the NKX Multifamily Portfolio Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer) and the primary servicer of The Tower at Burbank Mortgage Loan, the NKX Multifamily Portfolio Mortgage Loan and the Global Data Center Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Grand Canal Shoppes Mortgage Loan, The Tower at Burbank Mortgage Loan, the NKX Multifamily Portfolio Mortgage Loan and the Global Data Center Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Grand Canal Shoppes Mortgage Loan and the Global Data Center Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of LNR Partners, LLC as special servicer of the Grand Canal Shoppes Mortgage Loan prior to June 15, 2020, Situs Holdings, LLC as special servicer of the Grand Canal Shoppes Mortgage Loan on and after June 15, 2020 and Pentalpha Surveillance LLC as operating advisor of the Grand Canal Shoppes Mortgage Loan and the Global Data Center Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statement of LNR Partners, LLC as special servicer of the Grand Canal Shoppes Mortgage Loan prior to June 15, 2020 and Situs Holdings, LLC as special servicer of the Grand Canal Shoppes Mortgage Loan on and after June 15, 2020, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as it is not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

33.19      Wells Fargo Bank, National Association, as Custodian of the 230 Park Avenue South Mortgage Loan (see Exhibit 33.5)

33.20      Park Bridge Lender Services LLC, as Operating Advisor of the 230 Park Avenue South Mortgage Loan (see Exhibit 33.6)

33.21      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 230 Park Avenue South Mortgage Loan (see Exhibit 33.7)

33.22      National Tax Search, LLC, as Servicing Function Participant of the 230 Park Avenue South Mortgage Loan (see Exhibit 33.8)

33.23      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Storage Post Portfolio Mortgage Loan

33.24      Rialto Capital Advisors, LLC, as Special Servicer of the Storage Post Portfolio Mortgage Loan (see Exhibit 33.2)

33.25      Wilmington Trust, National Association, as Trustee of the Storage Post Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.26      Wells Fargo Bank, National Association, as Custodian of the Storage Post Portfolio Mortgage Loan (see Exhibit 33.5)

33.27      Park Bridge Lender Services LLC, as Operating Advisor of the Storage Post Portfolio Mortgage Loan (see Exhibit 33.6)

33.28      Wells Fargo Bank, National Association, as Primary Servicer of the 105 East 17th Street Mortgage Loan (see Exhibit 33.1)

33.29      Rialto Capital Advisors, LLC, as Special Servicer of the 105 East 17th Street Mortgage Loan (see Exhibit 33.2)

33.30      Wilmington Trust, National Association, as Trustee of the 105 East 17th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.31      Wells Fargo Bank, National Association, as Custodian of the 105 East 17th Street Mortgage Loan (see Exhibit 33.5)

33.32      Park Bridge Lender Services LLC, as Operating Advisor of the 105 East 17th Street Mortgage Loan (see Exhibit 33.6)

33.33      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 105 East 17th Street Mortgage Loan (see Exhibit 33.7)

33.34      National Tax Search, LLC, as Servicing Function Participant of the 105 East 17th Street Mortgage Loan (see Exhibit 33.8)

33.35      Wells Fargo Bank, National Association, as Primary Servicer of the Tysons Tower Mortgage Loan (see Exhibit 33.1)

33.36      Rialto Capital Advisors, LLC, as Special Servicer of the Tysons Tower Mortgage Loan (see Exhibit 33.2)

33.37      Wilmington Trust, National Association, as Trustee of the Tysons Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.38      Wells Fargo Bank, National Association, as Custodian of the Tysons Tower Mortgage Loan (see Exhibit 33.5)

33.39      Park Bridge Lender Services LLC, as Operating Advisor of the Tysons Tower Mortgage Loan (see Exhibit 33.6)

33.40      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Tysons Tower Mortgage Loan (see Exhibit 33.7)

33.41      National Tax Search, LLC, as Servicing Function Participant of the Tysons Tower Mortgage Loan (see Exhibit 33.8)

33.42      Wells Fargo Bank, National Association, as Primary Servicer of the National Anchored Retail Portfolio Mortgage Loan (see Exhibit 33.1)

33.43      Rialto Capital Advisors, LLC, as Special Servicer of the National Anchored Retail Portfolio Mortgage Loan (see Exhibit 33.2)

33.44      Wilmington Trust, National Association, as Trustee of the National Anchored Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.45      Wells Fargo Bank, National Association, as Custodian of the National Anchored Retail Portfolio Mortgage Loan (see Exhibit 33.5)

33.46      Park Bridge Lender Services LLC, as Operating Advisor of the National Anchored Retail Portfolio Mortgage Loan (see Exhibit 33.6)

33.47      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the National Anchored Retail Portfolio Mortgage Loan (see Exhibit 33.7)

33.48      National Tax Search, LLC, as Servicing Function Participant of the National Anchored Retail Portfolio Mortgage Loan (see Exhibit 33.8)

33.49      Wells Fargo Bank, National Association, as Primary Servicer of the Landing at Fancher Creek Mortgage Loan (see Exhibit 33.1)

33.50      Rialto Capital Advisors, LLC, as Special Servicer of the Landing at Fancher Creek Mortgage Loan (see Exhibit 33.2)

33.51      Wilmington Trust, National Association, as Trustee of the Landing at Fancher Creek Mortgage Loan (Omitted. See Explanatory Notes.)

33.52      Wells Fargo Bank, National Association, as Custodian of the Landing at Fancher Creek Mortgage Loan (see Exhibit 33.5)

33.53      Park Bridge Lender Services LLC, as Operating Advisor of the Landing at Fancher Creek Mortgage Loan (see Exhibit 33.6)

33.54      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Landing at Fancher Creek Mortgage Loan (see Exhibit 33.7)

33.55      National Tax Search, LLC, as Servicing Function Participant of the Landing at Fancher Creek Mortgage Loan (see Exhibit 33.8)

33.56      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 33.23)

33.57      LNR Partners, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan prior to June 15, 2020 (Omitted. See Explanatory Notes.)

33.58      Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan on and after June 15, 2020 (Omitted. See Explanatory Notes.)

33.59      Wells Fargo Bank, National Association, as Trustee of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

33.60      Wells Fargo Bank, National Association, as Custodian of the Grand Canal Shoppes Mortgage Loan (see Exhibit 33.5)

33.61      Pentalpha Surveillance LLC, as Operating Advisor of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

33.62      Wells Fargo Bank, National Association, as Primary Servicer of The Tower at Burbank Mortgage Loan (see Exhibit 33.1)

33.63      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Tower at Burbank Mortgage Loan (see Exhibit 33.23)

33.64      Wilmington Trust, National Association, as Trustee of The Tower at Burbank Mortgage Loan (Omitted. See Explanatory Notes.)

33.65      Wells Fargo Bank, National Association, as Custodian of The Tower at Burbank Mortgage Loan (see Exhibit 33.5)

33.66      Park Bridge Lender Services LLC, as Operating Advisor of The Tower at Burbank Mortgage Loan (see Exhibit 33.6)

33.67      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The Tower at Burbank Mortgage Loan (see Exhibit 33.7)

33.68      National Tax Search, LLC, as Servicing Function Participant of The Tower at Burbank Mortgage Loan (see Exhibit 33.8)

33.69      Wells Fargo Bank, National Association, as Primary Servicer of the NKX Multifamily Portfolio Mortgage Loan (see Exhibit 33.1)

33.70      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the NKX Multifamily Portfolio Mortgage Loan (see Exhibit 33.23)

33.71      Wilmington Trust, National Association, as Trustee of the NKX Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.72      Wells Fargo Bank, National Association, as Custodian of the NKX Multifamily Portfolio Mortgage Loan (see Exhibit 33.5)

33.73      Park Bridge Lender Services LLC, as Operating Advisor of the NKX Multifamily Portfolio Mortgage Loan (see Exhibit 33.6)

33.74      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the NKX Multifamily Portfolio Mortgage Loan (see Exhibit 33.7)

33.75      National Tax Search, LLC, as Servicing Function Participant of the NKX Multifamily Portfolio Mortgage Loan (see Exhibit 33.8)

33.76      Wells Fargo Bank, National Association, as Primary Servicer of the Global Data Center Mortgage Loan (see Exhibit 33.1)

33.77      Rialto Capital Advisors, LLC, as Special Servicer of the Global Data Center Mortgage Loan (see Exhibit 33.2)

33.78      Wilmington Trust, National Association, as Trustee of the Global Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.79      Wells Fargo Bank, National Association, as Custodian of the Global Data Center Mortgage Loan (see Exhibit 33.5)

33.80      Pentalpha Surveillance LLC, as Operating Advisor of the Global Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.81      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Global Data Center Mortgage Loan (see Exhibit 33.7)

33.82      National Tax Search, LLC, as Servicing Function Participant of the Global Data Center Mortgage Loan (see Exhibit 33.8)

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

34.19      Wells Fargo Bank, National Association, as Custodian of the 230 Park Avenue South Mortgage Loan (see Exhibit 34.5)

34.20      Park Bridge Lender Services LLC, as Operating Advisor of the 230 Park Avenue South Mortgage Loan (see Exhibit 34.6)

34.21      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 230 Park Avenue South Mortgage Loan (see Exhibit 34.7)

34.22      National Tax Search, LLC, as Servicing Function Participant of the 230 Park Avenue South Mortgage Loan (see Exhibit 34.8)

34.23      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Storage Post Portfolio Mortgage Loan

34.24      Rialto Capital Advisors, LLC, as Special Servicer of the Storage Post Portfolio Mortgage Loan (see Exhibit 34.2)

34.25      Wilmington Trust, National Association, as Trustee of the Storage Post Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.26      Wells Fargo Bank, National Association, as Custodian of the Storage Post Portfolio Mortgage Loan (see Exhibit 34.5)

34.27      Park Bridge Lender Services LLC, as Operating Advisor of the Storage Post Portfolio Mortgage Loan (see Exhibit 34.6)

34.28      Wells Fargo Bank, National Association, as Primary Servicer of the 105 East 17th Street Mortgage Loan (see Exhibit 34.1)

34.29      Rialto Capital Advisors, LLC, as Special Servicer of the 105 East 17th Street Mortgage Loan (see Exhibit 34.2)

34.30      Wilmington Trust, National Association, as Trustee of the 105 East 17th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.31      Wells Fargo Bank, National Association, as Custodian of the 105 East 17th Street Mortgage Loan (see Exhibit 34.5)

34.32      Park Bridge Lender Services LLC, as Operating Advisor of the 105 East 17th Street Mortgage Loan (see Exhibit 34.6)

34.33      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 105 East 17th Street Mortgage Loan (see Exhibit 34.7)

34.34      National Tax Search, LLC, as Servicing Function Participant of the 105 East 17th Street Mortgage Loan (see Exhibit 34.8)

34.35      Wells Fargo Bank, National Association, as Primary Servicer of the Tysons Tower Mortgage Loan (see Exhibit 34.1)

34.36      Rialto Capital Advisors, LLC, as Special Servicer of the Tysons Tower Mortgage Loan (see Exhibit 34.2)

34.37      Wilmington Trust, National Association, as Trustee of the Tysons Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.38      Wells Fargo Bank, National Association, as Custodian of the Tysons Tower Mortgage Loan (see Exhibit 34.5)

34.39      Park Bridge Lender Services LLC, as Operating Advisor of the Tysons Tower Mortgage Loan (see Exhibit 34.6)

34.40      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Tysons Tower Mortgage Loan (see Exhibit 34.7)

34.41      National Tax Search, LLC, as Servicing Function Participant of the Tysons Tower Mortgage Loan (see Exhibit 34.8)

34.42      Wells Fargo Bank, National Association, as Primary Servicer of the National Anchored Retail Portfolio Mortgage Loan (see Exhibit 34.1)

34.43      Rialto Capital Advisors, LLC, as Special Servicer of the National Anchored Retail Portfolio Mortgage Loan (see Exhibit 34.2)

34.44      Wilmington Trust, National Association, as Trustee of the National Anchored Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.45      Wells Fargo Bank, National Association, as Custodian of the National Anchored Retail Portfolio Mortgage Loan (see Exhibit 34.5)

34.46      Park Bridge Lender Services LLC, as Operating Advisor of the National Anchored Retail Portfolio Mortgage Loan (see Exhibit 34.6)

34.47      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the National Anchored Retail Portfolio Mortgage Loan (see Exhibit 34.7)

34.48      National Tax Search, LLC, as Servicing Function Participant of the National Anchored Retail Portfolio Mortgage Loan (see Exhibit 34.8)

34.49      Wells Fargo Bank, National Association, as Primary Servicer of the Landing at Fancher Creek Mortgage Loan (see Exhibit 34.1)

34.50      Rialto Capital Advisors, LLC, as Special Servicer of the Landing at Fancher Creek Mortgage Loan (see Exhibit 34.2)

34.51      Wilmington Trust, National Association, as Trustee of the Landing at Fancher Creek Mortgage Loan (Omitted. See Explanatory Notes.)

34.52      Wells Fargo Bank, National Association, as Custodian of the Landing at Fancher Creek Mortgage Loan (see Exhibit 34.5)

34.53      Park Bridge Lender Services LLC, as Operating Advisor of the Landing at Fancher Creek Mortgage Loan (see Exhibit 34.6)

34.54      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Landing at Fancher Creek Mortgage Loan (see Exhibit 34.7)

34.55      National Tax Search, LLC, as Servicing Function Participant of the Landing at Fancher Creek Mortgage Loan (see Exhibit 34.8)

34.56      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 34.23)

34.57      LNR Partners, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan prior to June 15, 2020 (Omitted. See Explanatory Notes.)

34.58      Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan on and after June 15, 2020 (Omitted. See Explanatory Notes.)

34.59      Wells Fargo Bank, National Association, as Trustee of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

34.60      Wells Fargo Bank, National Association, as Custodian of the Grand Canal Shoppes Mortgage Loan (see Exhibit 34.5)

34.61      Pentalpha Surveillance LLC, as Operating Advisor of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

34.62      Wells Fargo Bank, National Association, as Primary Servicer of The Tower at Burbank Mortgage Loan (see Exhibit 34.1)

34.63      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Tower at Burbank Mortgage Loan (see Exhibit 34.23)

34.64      Wilmington Trust, National Association, as Trustee of The Tower at Burbank Mortgage Loan (Omitted. See Explanatory Notes.)

34.65      Wells Fargo Bank, National Association, as Custodian of The Tower at Burbank Mortgage Loan (see Exhibit 34.5)

34.66      Park Bridge Lender Services LLC, as Operating Advisor of The Tower at Burbank Mortgage Loan (see Exhibit 34.6)

34.67      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The Tower at Burbank Mortgage Loan (see Exhibit 34.7)

34.68      National Tax Search, LLC, as Servicing Function Participant of The Tower at Burbank Mortgage Loan (see Exhibit 34.8)

34.69      Wells Fargo Bank, National Association, as Primary Servicer of the NKX Multifamily Portfolio Mortgage Loan (see Exhibit 34.1)

34.70      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the NKX Multifamily Portfolio Mortgage Loan (see Exhibit 34.23)

34.71      Wilmington Trust, National Association, as Trustee of the NKX Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.72      Wells Fargo Bank, National Association, as Custodian of the NKX Multifamily Portfolio Mortgage Loan (see Exhibit 34.5)

34.73      Park Bridge Lender Services LLC, as Operating Advisor of the NKX Multifamily Portfolio Mortgage Loan (see Exhibit 34.6)

34.74      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the NKX Multifamily Portfolio Mortgage Loan (see Exhibit 34.7)

34.75      National Tax Search, LLC, as Servicing Function Participant of the NKX Multifamily Portfolio Mortgage Loan (see Exhibit 34.8)

34.76      Wells Fargo Bank, National Association, as Primary Servicer of the Global Data Center Mortgage Loan (see Exhibit 34.1)

34.77      Rialto Capital Advisors, LLC, as Special Servicer of the Global Data Center Mortgage Loan (see Exhibit 34.2)

34.78      Wilmington Trust, National Association, as Trustee of the Global Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.79      Wells Fargo Bank, National Association, as Custodian of the Global Data Center Mortgage Loan (see Exhibit 34.5)

34.80      Pentalpha Surveillance LLC, as Operating Advisor of the Global Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.81      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Global Data Center Mortgage Loan (see Exhibit 34.7)

34.82      National Tax Search, LLC, as Servicing Function Participant of the Global Data Center Mortgage Loan (see Exhibit 34.8)

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

35.4        Wells Fargo Bank, National Association, as Primary Servicer of the Park Tower at Transbay Mortgage Loan (see Exhibit 35.1)

35.5        Rialto Capital Advisors, LLC, as Special Servicer of the Park Tower at Transbay Mortgage Loan (see Exhibit 35.2)

35.6        Wells Fargo Bank, National Association, as Primary Servicer of the 230 Park Avenue South Mortgage Loan (see Exhibit 35.1)

35.7        Rialto Capital Advisors, LLC, as Special Servicer of the 230 Park Avenue South Mortgage Loan (see Exhibit 35.2)

35.8        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Storage Post Portfolio Mortgage Loan

35.9        Rialto Capital Advisors, LLC, as Special Servicer of the Storage Post Portfolio Mortgage Loan (see Exhibit 35.2)

35.10      Wells Fargo Bank, National Association, as Primary Servicer of the 105 East 17th Street Mortgage Loan (see Exhibit 35.1)

35.11      Rialto Capital Advisors, LLC, as Special Servicer of the 105 East 17th Street Mortgage Loan (see Exhibit 35.2)

35.12      Wells Fargo Bank, National Association, as Primary Servicer of the Tysons Tower Mortgage Loan (see Exhibit 35.1)

35.13      Rialto Capital Advisors, LLC, as Special Servicer of the Tysons Tower Mortgage Loan (see Exhibit 35.2)

35.14      Wells Fargo Bank, National Association, as Primary Servicer of the National Anchored Retail Portfolio Mortgage Loan (see Exhibit 35.1)

35.15      Rialto Capital Advisors, LLC, as Special Servicer of the National Anchored Retail Portfolio Mortgage Loan (see Exhibit 35.2)

35.16      Wells Fargo Bank, National Association, as Primary Servicer of the Landing at Fancher Creek Mortgage Loan (see Exhibit 35.1)

35.17      Rialto Capital Advisors, LLC, as Special Servicer of the Landing at Fancher Creek Mortgage Loan (see Exhibit 35.2)

35.18      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 35.8)

35.19      LNR Partners, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan prior to June 15, 2020 (Omitted. See Explanatory Notes.)

35.20      Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan on and after June 15, 2020 (Omitted. See Explanatory Notes.)

35.21      Wells Fargo Bank, National Association, as Primary Servicer of The Tower at Burbank Mortgage Loan (see Exhibit 35.1)

35.22      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Tower at Burbank Mortgage Loan (see Exhibit 35.8)

35.23      Wells Fargo Bank, National Association, as Primary Servicer of the NKX Multifamily Portfolio Mortgage Loan (see Exhibit 35.1)

35.24      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the NKX Multifamily Portfolio Mortgage Loan (see Exhibit 35.8)

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

Date: March 17, 2021