Form 10-K
period 2021-12-31
BANK 2019-BNK21
filed 2022-03-16
CIK 1787490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Grand Canal Shoppes Mortgage Loan, which constituted approximately 3.4% of the asset pool of the issuing entity as of its cut-off date.  The Grand Canal Shoppes Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Grand Canal Shoppes Mortgage Loan, twenty-three other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Morgan Stanley Capital I Trust 2019-H7 transaction, Commission File Number 333-227446-05 (the “MSC 2019-H7 Transaction”). This loan combination, including the Grand Canal Shoppes Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the MSC 2019-H7 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer of the Storage Post Portfolio Mortgage Loan, the Grand Canal Shoppes Mortgage Loan and the special servicer of The Tower at Burbank Mortgage Loan prior to July 13, 2021 and the NKX Multifamily Portfolio Mortgage Loan prior to July 13, 2021. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

LNR Partners, LLC is the special servicer of The Tower at Burbank Mortgage Loan and the NKX Multifamily Portfolio Mortgage Loan, which constituted approximately 5.9% and 2.6%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of The Tower at Burbank Mortgage Loan and the NKX Multifamily Portfolio Mortgage Loan from July 13, 2021 to December 31, 2021. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC  This entity was engaged by the master servicer under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer) and the primary servicer of The Tower at Burbank Mortgage Loan, the NKX Multifamily Portfolio Mortgage Loan and the Global Data Center Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement from Computershare Trust Company, National Association (“CTCNA”).  CTCNA was engaged by Wells Fargo Bank, National Association (“Wells Fargo”), in its capacity as certificate administrator and custodian, to perform certain specified servicing functions identified in the assessment of compliance with applicable servicing criteria and accountants’ attestation reports.  Wells Fargo engaged CTCNA in connection with the sale of Wells Fargo’s corporate trust services business to CTCNA and its affiliates.  Further, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this party is a “servicer” for the purposes of Item 1123 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the Grand Canal Shoppes Mortgage Loan, the Global Data Center Mortgage Loan, The Tower at Burbank Mortgage Loan and the NKX Multifamily Portfolio Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Situs Holdings, LLC as special servicer of the Grand Canal Shoppes Mortgage Loan and Pentalpha Surveillance LLC as operating advisor of the Grand Canal Shoppes Mortgage Loan and the Global Data Center Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity, and the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of LNR Partners, LLC as special servicer of The Tower at Burbank Mortgage Loan and the NKX Multifamily Portfolio Mortgage Loan on and after July 13, 2021 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statements of Situs Holdings, LLC as special servicer of the Grand Canal Shoppes Mortgage Loan and LNR Partners, LLC as special servicer of The Tower at Burbank Mortgage Loan and the NKX Multifamily Portfolio Mortgage Loan on and after July 13, 2021, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

33.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Park Bridge Lender Services LLC, as Operating Advisor

33.7         CoreLogic Solutions, LLC, as Servicing Function Participant

33.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

33.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

33.10       Wells Fargo Bank, National Association, as Primary Servicer of the Park Tower at Transbay Mortgage Loan (see Exhibit 33.1)

33.11       Rialto Capital Advisors, LLC, as Special Servicer of the Park Tower at Transbay Mortgage Loan (see Exhibit 33.2)

33.12       Wilmington Trust, National Association, as Trustee of the Park Tower at Transbay Mortgage Loan (Omitted. See Explanatory Notes.)

33.13       Wells Fargo Bank, National Association, as Custodian of the Park Tower at Transbay Mortgage Loan (see Exhibit 33.5)

33.14       Park Bridge Lender Services LLC, as Operating Advisor of the Park Tower at Transbay Mortgage Loan (see Exhibit 33.6)

33.15       CoreLogic Solutions, LLC, as Servicing Function Participant of the Park Tower at Transbay Mortgage Loan (see Exhibit 33.7)

33.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.17       Wells Fargo Bank, National Association, as Primary Servicer of the 230 Park Avenue South Mortgage Loan (see Exhibit 33.1)

33.18       Rialto Capital Advisors, LLC, as Special Servicer of the 230 Park Avenue South Mortgage Loan (see Exhibit 33.2)

33.19       Wilmington Trust, National Association, as Trustee of the 230 Park Avenue South Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Wells Fargo Bank, National Association, as Custodian of the 230 Park Avenue South Mortgage Loan (see Exhibit 33.5)

33.21       Park Bridge Lender Services LLC, as Operating Advisor of the 230 Park Avenue South Mortgage Loan (see Exhibit 33.6)

33.22       CoreLogic Solutions, LLC, as Servicing Function Participant of the 230 Park Avenue South Mortgage Loan (see Exhibit 33.7)

33.23       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

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

33.25       Rialto Capital Advisors, LLC, as Special Servicer of the Storage Post Portfolio Mortgage Loan (see Exhibit 33.2)

33.26       Wilmington Trust, National Association, as Trustee of the Storage Post Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.27       Wells Fargo Bank, National Association, as Custodian of the Storage Post Portfolio Mortgage Loan (see Exhibit 33.5)

33.28       Park Bridge Lender Services LLC, as Operating Advisor of the Storage Post Portfolio Mortgage Loan (see Exhibit 33.6)

33.29       CoreLogic Solutions, LLC, as Servicing Function Participant of the Storage Post Portfolio Mortgage Loan (see Exhibit 33.7)

33.30       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

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

33.32       Rialto Capital Advisors, LLC, as Special Servicer of the 105 East 17th Street Mortgage Loan (see Exhibit 33.2)

33.33       Wilmington Trust, National Association, as Trustee of the 105 East 17th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Wells Fargo Bank, National Association, as Custodian of the 105 East 17th Street Mortgage Loan (see Exhibit 33.5)

33.35       Park Bridge Lender Services LLC, as Operating Advisor of the 105 East 17th Street Mortgage Loan (see Exhibit 33.6)

33.36       CoreLogic Solutions, LLC, as Servicing Function Participant of the 105 East 17th Street Mortgage Loan (see Exhibit 33.7)

33.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.38       Wells Fargo Bank, National Association, as Primary Servicer of the Tysons Tower Mortgage Loan (see Exhibit 33.1)

33.39       Rialto Capital Advisors, LLC, as Special Servicer of the Tysons Tower Mortgage Loan (see Exhibit 33.2)

33.40       Wilmington Trust, National Association, as Trustee of the Tysons Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.41       Wells Fargo Bank, National Association, as Custodian of the Tysons Tower Mortgage Loan (see Exhibit 33.5)

33.42       Park Bridge Lender Services LLC, as Operating Advisor of the Tysons Tower Mortgage Loan (see Exhibit 33.6)

33.43       CoreLogic Solutions, LLC, as Servicing Function Participant of the Tysons Tower Mortgage Loan (see Exhibit 33.7)

33.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.45       Wells Fargo Bank, National Association, as Primary Servicer of the National Anchored Retail Portfolio Mortgage Loan (see Exhibit 33.1)

33.46       Rialto Capital Advisors, LLC, as Special Servicer of the National Anchored Retail Portfolio Mortgage Loan (see Exhibit 33.2)

33.47       Wilmington Trust, National Association, as Trustee of the National Anchored Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Wells Fargo Bank, National Association, as Custodian of the National Anchored Retail Portfolio Mortgage Loan (see Exhibit 33.5)

33.49       Park Bridge Lender Services LLC, as Operating Advisor of the National Anchored Retail Portfolio Mortgage Loan (see Exhibit 33.6)

33.50       CoreLogic Solutions, LLC, as Servicing Function Participant of the National Anchored Retail Portfolio Mortgage Loan (see Exhibit 33.7)

33.51       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

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

33.53       Rialto Capital Advisors, LLC, as Special Servicer of the Landing at Fancher Creek Mortgage Loan (see Exhibit 33.2)

33.54       Wilmington Trust, National Association, as Trustee of the Landing at Fancher Creek Mortgage Loan (Omitted. See Explanatory Notes.)

33.55       Wells Fargo Bank, National Association, as Custodian of the Landing at Fancher Creek Mortgage Loan (see Exhibit 33.5)

33.56       Park Bridge Lender Services LLC, as Operating Advisor of the Landing at Fancher Creek Mortgage Loan (see Exhibit 33.6)

33.57       CoreLogic Solutions, LLC, as Servicing Function Participant of the Landing at Fancher Creek Mortgage Loan (see Exhibit 33.7)

33.58       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.59       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 33.24)

33.60       Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

33.61       Wells Fargo Bank, National Association, as Trustee of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

33.62       Wells Fargo Bank, National Association, as Custodian of the Grand Canal Shoppes Mortgage Loan (see Exhibit 33.5)

33.63       Pentalpha Surveillance LLC, as Operating Advisor of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

33.64       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.65       Wells Fargo Bank, National Association, as Primary Servicer of The Tower at Burbank Mortgage Loan (see Exhibit 33.1)

33.66       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Tower at Burbank Mortgage Loan prior to July 13, 2021 (see Exhibit 33.24)

33.67       LNR Partners, LLC, as Special Servicer of The Tower at Burbank Mortgage Loan on and after July 13, 2021 (Omitted. See Explanatory Notes.)

33.68       Wilmington Trust, National Association, as Trustee of The Tower at Burbank Mortgage Loan (Omitted. See Explanatory Notes.)

33.69       Wells Fargo Bank, National Association, as Custodian of The Tower at Burbank Mortgage Loan (see Exhibit 33.5)

33.70       Park Bridge Lender Services LLC, as Operating Advisor of The Tower at Burbank Mortgage Loan (see Exhibit 33.6)

33.71       CoreLogic Solutions, LLC, as Servicing Function Participant of The Tower at Burbank Mortgage Loan (see Exhibit 33.7)

33.72       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.73       Wells Fargo Bank, National Association, as Primary Servicer of the NKX Multifamily Portfolio Mortgage Loan (see Exhibit 33.1)

33.74       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the NKX Multifamily Portfolio Mortgage Loan prior to July 13, 2021 (see Exhibit 33.24)

33.75       LNR Partners, LLC, as Special Servicer of the NKX Multifamily Portfolio Mortgage Loan on and after July 13, 2021 (Omitted. See Explanatory Notes.)

33.76       Wilmington Trust, National Association, as Trustee of the NKX Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.77       Wells Fargo Bank, National Association, as Custodian of the NKX Multifamily Portfolio Mortgage Loan (see Exhibit 33.5)

33.78       Park Bridge Lender Services LLC, as Operating Advisor of the NKX Multifamily Portfolio Mortgage Loan (see Exhibit 33.6)

33.79       CoreLogic Solutions, LLC, as Servicing Function Participant of the NKX Multifamily Portfolio Mortgage Loan (see Exhibit 33.7)

33.80       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.81       Wells Fargo Bank, National Association, as Primary Servicer of the Global Data Center Mortgage Loan (see Exhibit 33.1)

33.82       Rialto Capital Advisors, LLC, as Special Servicer of the Global Data Center Mortgage Loan (see Exhibit 33.2)

33.83       Wilmington Trust, National Association, as Trustee of the Global Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.84       Wells Fargo Bank, National Association, as Custodian of the Global Data Center Mortgage Loan (see Exhibit 33.5)

33.85       Pentalpha Surveillance LLC, as Operating Advisor of the Global Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.86       CoreLogic Solutions, LLC, as Servicing Function Participant of the Global Data Center Mortgage Loan (see Exhibit 33.7)

33.87       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

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

34.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Park Bridge Lender Services LLC, as Operating Advisor

34.7         CoreLogic Solutions, LLC, as Servicing Function Participant

34.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

34.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

34.10       Wells Fargo Bank, National Association, as Primary Servicer of the Park Tower at Transbay Mortgage Loan (see Exhibit 34.1)

34.11       Rialto Capital Advisors, LLC, as Special Servicer of the Park Tower at Transbay Mortgage Loan (see Exhibit 34.2)

34.12       Wilmington Trust, National Association, as Trustee of the Park Tower at Transbay Mortgage Loan (Omitted. See Explanatory Notes.)

34.13       Wells Fargo Bank, National Association, as Custodian of the Park Tower at Transbay Mortgage Loan (see Exhibit 34.5)

34.14       Park Bridge Lender Services LLC, as Operating Advisor of the Park Tower at Transbay Mortgage Loan (see Exhibit 34.6)

34.15       CoreLogic Solutions, LLC, as Servicing Function Participant of the Park Tower at Transbay Mortgage Loan (see Exhibit 34.7)

34.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.17       Wells Fargo Bank, National Association, as Primary Servicer of the 230 Park Avenue South Mortgage Loan (see Exhibit 34.1)

34.18       Rialto Capital Advisors, LLC, as Special Servicer of the 230 Park Avenue South Mortgage Loan (see Exhibit 34.2)

34.19       Wilmington Trust, National Association, as Trustee of the 230 Park Avenue South Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Wells Fargo Bank, National Association, as Custodian of the 230 Park Avenue South Mortgage Loan (see Exhibit 34.5)

34.21       Park Bridge Lender Services LLC, as Operating Advisor of the 230 Park Avenue South Mortgage Loan (see Exhibit 34.6)

34.22       CoreLogic Solutions, LLC, as Servicing Function Participant of the 230 Park Avenue South Mortgage Loan (see Exhibit 34.7)

34.23       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

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

34.25       Rialto Capital Advisors, LLC, as Special Servicer of the Storage Post Portfolio Mortgage Loan (see Exhibit 34.2)

34.26       Wilmington Trust, National Association, as Trustee of the Storage Post Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.27       Wells Fargo Bank, National Association, as Custodian of the Storage Post Portfolio Mortgage Loan (see Exhibit 34.5)

34.28       Park Bridge Lender Services LLC, as Operating Advisor of the Storage Post Portfolio Mortgage Loan (see Exhibit 34.6)

34.29       CoreLogic Solutions, LLC, as Servicing Function Participant of the Storage Post Portfolio Mortgage Loan (see Exhibit 34.7)

34.30       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

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

34.32       Rialto Capital Advisors, LLC, as Special Servicer of the 105 East 17th Street Mortgage Loan (see Exhibit 34.2)

34.33       Wilmington Trust, National Association, as Trustee of the 105 East 17th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Wells Fargo Bank, National Association, as Custodian of the 105 East 17th Street Mortgage Loan (see Exhibit 34.5)

34.35       Park Bridge Lender Services LLC, as Operating Advisor of the 105 East 17th Street Mortgage Loan (see Exhibit 34.6)

34.36       CoreLogic Solutions, LLC, as Servicing Function Participant of the 105 East 17th Street Mortgage Loan (see Exhibit 34.7)

34.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.38       Wells Fargo Bank, National Association, as Primary Servicer of the Tysons Tower Mortgage Loan (see Exhibit 34.1)

34.39       Rialto Capital Advisors, LLC, as Special Servicer of the Tysons Tower Mortgage Loan (see Exhibit 34.2)

34.40       Wilmington Trust, National Association, as Trustee of the Tysons Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.41       Wells Fargo Bank, National Association, as Custodian of the Tysons Tower Mortgage Loan (see Exhibit 34.5)

34.42       Park Bridge Lender Services LLC, as Operating Advisor of the Tysons Tower Mortgage Loan (see Exhibit 34.6)

34.43       CoreLogic Solutions, LLC, as Servicing Function Participant of the Tysons Tower Mortgage Loan (see Exhibit 34.7)

34.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.45       Wells Fargo Bank, National Association, as Primary Servicer of the National Anchored Retail Portfolio Mortgage Loan (see Exhibit 34.1)

34.46       Rialto Capital Advisors, LLC, as Special Servicer of the National Anchored Retail Portfolio Mortgage Loan (see Exhibit 34.2)

34.47       Wilmington Trust, National Association, as Trustee of the National Anchored Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Wells Fargo Bank, National Association, as Custodian of the National Anchored Retail Portfolio Mortgage Loan (see Exhibit 34.5)

34.49       Park Bridge Lender Services LLC, as Operating Advisor of the National Anchored Retail Portfolio Mortgage Loan (see Exhibit 34.6)

34.50       CoreLogic Solutions, LLC, as Servicing Function Participant of the National Anchored Retail Portfolio Mortgage Loan (see Exhibit 34.7)

34.51       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

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

34.53       Rialto Capital Advisors, LLC, as Special Servicer of the Landing at Fancher Creek Mortgage Loan (see Exhibit 34.2)

34.54       Wilmington Trust, National Association, as Trustee of the Landing at Fancher Creek Mortgage Loan (Omitted. See Explanatory Notes.)

34.55       Wells Fargo Bank, National Association, as Custodian of the Landing at Fancher Creek Mortgage Loan (see Exhibit 34.5)

34.56       Park Bridge Lender Services LLC, as Operating Advisor of the Landing at Fancher Creek Mortgage Loan (see Exhibit 34.6)

34.57       CoreLogic Solutions, LLC, as Servicing Function Participant of the Landing at Fancher Creek Mortgage Loan (see Exhibit 34.7)

34.58       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.59       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 34.24)

34.60       Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

34.61       Wells Fargo Bank, National Association, as Trustee of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

34.62       Wells Fargo Bank, National Association, as Custodian of the Grand Canal Shoppes Mortgage Loan (see Exhibit 34.5)

34.63       Pentalpha Surveillance LLC, as Operating Advisor of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

34.64       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.65       Wells Fargo Bank, National Association, as Primary Servicer of The Tower at Burbank Mortgage Loan (see Exhibit 34.1)

34.66       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Tower at Burbank Mortgage Loan prior to July 13, 2021 (see Exhibit 34.24)

34.67       LNR Partners, LLC, as Special Servicer of The Tower at Burbank Mortgage Loan on and after July 13, 2021 (Omitted. See Explanatory Notes.)

34.68       Wilmington Trust, National Association, as Trustee of The Tower at Burbank Mortgage Loan (Omitted. See Explanatory Notes.)

34.69       Wells Fargo Bank, National Association, as Custodian of The Tower at Burbank Mortgage Loan (see Exhibit 34.5)

34.70       Park Bridge Lender Services LLC, as Operating Advisor of The Tower at Burbank Mortgage Loan (see Exhibit 34.6)

34.71       CoreLogic Solutions, LLC, as Servicing Function Participant of The Tower at Burbank Mortgage Loan (see Exhibit 34.7)

34.72       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.73       Wells Fargo Bank, National Association, as Primary Servicer of the NKX Multifamily Portfolio Mortgage Loan (see Exhibit 34.1)

34.74       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the NKX Multifamily Portfolio Mortgage Loan prior to July 13, 2021 (see Exhibit 34.24)

34.75       LNR Partners, LLC, as Special Servicer of the NKX Multifamily Portfolio Mortgage Loan on and after July 13, 2021 (Omitted. See Explanatory Notes.)

34.76       Wilmington Trust, National Association, as Trustee of the NKX Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.77       Wells Fargo Bank, National Association, as Custodian of the NKX Multifamily Portfolio Mortgage Loan (see Exhibit 34.5)

34.78       Park Bridge Lender Services LLC, as Operating Advisor of the NKX Multifamily Portfolio Mortgage Loan (see Exhibit 34.6)

34.79       CoreLogic Solutions, LLC, as Servicing Function Participant of the NKX Multifamily Portfolio Mortgage Loan (see Exhibit 34.7)

34.80       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.81       Wells Fargo Bank, National Association, as Primary Servicer of the Global Data Center Mortgage Loan (see Exhibit 34.1)

34.82       Rialto Capital Advisors, LLC, as Special Servicer of the Global Data Center Mortgage Loan (see Exhibit 34.2)

34.83       Wilmington Trust, National Association, as Trustee of the Global Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.84       Wells Fargo Bank, National Association, as Custodian of the Global Data Center Mortgage Loan (see Exhibit 34.5)

34.85       Pentalpha Surveillance LLC, as Operating Advisor of the Global Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.86       CoreLogic Solutions, LLC, as Servicing Function Participant of the Global Data Center Mortgage Loan (see Exhibit 34.7)

34.87       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         Rialto Capital Advisors, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

35.5         Wells Fargo Bank, National Association, as Primary Servicer of the Park Tower at Transbay Mortgage Loan (see Exhibit 35.1)

35.6         Rialto Capital Advisors, LLC, as Special Servicer of the Park Tower at Transbay Mortgage Loan (see Exhibit 35.2)

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the 230 Park Avenue South Mortgage Loan (see Exhibit 35.1)

35.8         Rialto Capital Advisors, LLC, as Special Servicer of the 230 Park Avenue South Mortgage Loan (see Exhibit 35.2)

35.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Storage Post Portfolio Mortgage Loan

35.10       Rialto Capital Advisors, LLC, as Special Servicer of the Storage Post Portfolio Mortgage Loan (see Exhibit 35.2)

35.11       Wells Fargo Bank, National Association, as Primary Servicer of the 105 East 17th Street Mortgage Loan (see Exhibit 35.1)

35.12       Rialto Capital Advisors, LLC, as Special Servicer of the 105 East 17th Street Mortgage Loan (see Exhibit 35.2)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the Tysons Tower Mortgage Loan (see Exhibit 35.1)

35.14       Rialto Capital Advisors, LLC, as Special Servicer of the Tysons Tower Mortgage Loan (see Exhibit 35.2)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the National Anchored Retail Portfolio Mortgage Loan (see Exhibit 35.1)

35.16       Rialto Capital Advisors, LLC, as Special Servicer of the National Anchored Retail Portfolio Mortgage Loan (see Exhibit 35.2)

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

35.20       Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of The Tower at Burbank Mortgage Loan (see Exhibit 35.1)

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Tower at Burbank Mortgage Loan prior to July 13, 2021 (see Exhibit 35.9)

35.23       LNR Partners, LLC, as Special Servicer of The Tower at Burbank Mortgage Loan on and after July 13, 2021 (Omitted. See Explanatory Notes.)

35.24       Wells Fargo Bank, National Association, as Primary Servicer of the NKX Multifamily Portfolio Mortgage Loan (see Exhibit 35.1)

35.25       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the NKX Multifamily Portfolio Mortgage Loan prior to July 13, 2021 (see Exhibit 35.9)

35.26       LNR Partners, LLC, as Special Servicer of the NKX Multifamily Portfolio Mortgage Loan on and after July 13, 2021 (Omitted. See Explanatory Notes.)

35.27       Wells Fargo Bank, National Association, as Primary Servicer of the Global Data Center Mortgage Loan (see Exhibit 35.1)

35.28       Rialto Capital Advisors, LLC, as Special Servicer of the Global Data Center Mortgage Loan (see Exhibit 35.2)

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

Date: March 15, 2022